Form 10-Q
period 2001-09-30
OIRAM INC
filed 2001-10-30
CIK 1079991

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
        (State or other                        (IRS Employer Id. No.)
         jurisdiction of InIncorporated)

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

The unaudited financial statements of registrant for the nine months ended September 30, 2000 and 2001, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Cash Flows
     4) Notes to Financial Statements

                          Oiram Incorporated
                      (A Development Stage Company)
                         Unaudited Balance Sheets
               As of September 30, 2000 and September 30, 2001

                                             September 30,  September 30,
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

                           Oiram Incorporated
                      (A Development Stage Company)
                          Statement of Operations
               For the Nine Months Ended September 30, 2000 and
                    September 30, 2001 and for the Period
         From Inception (February 16, 1999) through September 30, 2001

                             Nine Months    Nine Months      Inception
                                Ended         Ended           Through
                            September 30,  September 30,    September 30,
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

                           Oiram Incorporated
                       (A Development Stage Company)
                          Statement of Cash Flows
                 For the Nine Months Ended September 30, 2000 and
                    September 30, 2001 and for the Period
         From Inception (February 16, 1999) through September 30, 2001

                                 Nine Months   Nine Months   Inception
                                    Ended         Ended       Through
                                 September 30, September 30, September 30,
                                     2000          2001         2001
                                   ---------    ---------     ---------

Net Income (Loss)                   $     0      $     0       $     0
                                   ---------    ---------     ---------
Net Cash Provided From (Used In)
   Operating Activities             $     0      $     0       $     0

Cash Flows From (Used In) Financing
   Activities:
      Common Stock Sold for Cash          0            0         5,000
                                   ---------    ---------     ---------

Net Increase (Decrease) in Cash           0            0             0

Cash at Beginning of Period           5,000        5,000         5,000
                                  ----------    ---------     ---------

Cash at End of Period              $  5,000      $  5,000      $ 5,000
                                  ==========    ==========    =========

                See accompanying notes to financial statements.

                             Oiram Incorporated
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                             September 30, 2001

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 16, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of September 30, 2001, 5,000,000 shares of Common Stock had been issued and were outstanding.

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

As of September 30, 2001, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization. Consequently, the Company's balance sheet for the quarter ended September 30, 2001, reflects a total asset value of $5,000.

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

Results of Operations.

During the period from February 16, 1999 (inception) through September 30, 2001, the Company has engaged in no significant operations other than organizational activities and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced no cumulative net losses.

As of the end of its quarter ending September 30, 2001, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning any business combination transaction between the Company and any other entity. The Company's immediate business plan is to pursue a possible business combination transaction. The predicted time frame and methodology of a possible business combination transaction, as of the date of this filing, has not been determined. A business combination transaction is considered possible but not probable. The Company plans to continue with its business plan to seek, investigate, and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, and/or exchange of stock, or otherwise and may encompass assets or a business entity, such as a Incorporated, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

OIRAM INCORPORATED
(Registrant)

Date:  October 30, 2001

By: /s/ Kevin Nichols
    -----------------
        Kevin Nichols
        President and Director