Form 10KSB
period 2001-12-31
OIRAM INC
filed 2002-03-21
CIK 1079991

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
                   Commission File No: 0-29111

(Mark One)

X Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of January 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 31, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes   No  X

SPECIAL NOTE: EFFECTIVE FEBRUARY 1, 2002, THE COMPANY CONSUMMATED A TRANSACTION IN WHICH A CHANGE IN CONTROL OF THE REGISTRANT HAS TAKEN PLACE. THIS FORM 10-KSB WILL ACCORDINGLY RELATE TO THE COMPANY AS AT DECEMBER 31, 2001, WHICH IS PRIOR TO THE ACQUISITION AND CHANGE IN BUSINESS DIRECTION. PLEASE SEE THE COMPANY'S FORM 8-K, AS FILED WITH THE SEC ON FEBRUARY 6, 2002 AND ANY SUBSEQUENT FILINGS, FOR MORE INFORMATION ON THE COMPANY ON A POST-ACQUISITION BASIS.

AS REPORTED IN THE COMPANY'S FORM 8-K, AS FILED WITH THE SEC ON FEBRUARY 6, 2002, THE REGISTRANT HAS ACQUIRED ALL OF THE ASSETS, INCLUDING THE RELATED TECHNOLOGY AND EQUIPMENT, OF URBAN RESOURCE TECHNOLOGIES, INC., A NEVADA CORPORATION ("URBAN"), AND RELATED ASSETS FROM MR. GARY VON OESEN, IN EXCHANGE FOR 18,150,000 SHARES OF ITS AUTHORIZED BUT PREVIOUSLY UNISSUED COMMON STOCK (THE "ACQUISITION").

CONCURRENT WITH THE COMPLETION OF THE ACQUISITION, THE NUMBER OF PREVIOUSLY ISSUED AND OUTSTANDING SHARES OF THE REGISTRANT WAS REDUCED FROM 5,000,000 TO 442,350 SHARES, AS A RESULT OF AN AGREEMENT BY THE PRINCIPAL SHAREHOLDERS OF THE REGISTRANT TO SURRENDER A TOTAL OF 4,557,650 SHARES FOR CANCELLATION.

IN ADDITION, THE COMPANY FURTHER AGREED, AS PART OF THE ACQUISITION, TO ISSUE A TOTAL OF 842,350 SHARES TO OTHER NON-AFFILIATED PARTIES, AS CONSIDERATION FOR SERVICES RELATED TO NEGOTIATION AND COMPLETION OF THE ACQUISITION.

IMMEDIATELY FOLLOWING ISSUANCE OF THE NEW SHARES RELATED TO THE ACQUISITION AND THE CANCELLATION OF CERTAIN OF THE PREVIOUSLY ISSUED AND OUTSTANDING SHARES, THE REGISTRANT HAD 19,434,700 SHARES ISSUED AND OUTSTANDING OF WHICH 18,150,000, OR 93%, WERE HELD BY THE PERSONS WHO HAD PREVIOUSLY BEEN THE SHAREHOLDERS AND/OR AFFILIATES OF URBAN, INCLUDING MR. GARY VON OESEN.

AS A CONDITION TO COMPLETION OF THE TRANSACTION, THE REGISTRANT HAS ALSO CHANGED ITS NAME TO ENCORE ENVIRONMENTAL SOLUTIONS, INC. ("ENCORE").

URBAN WAS PRIMARILY ENGAGED IN THE CONVERSION OF A WIDE VARIETY OF WASTE PRODUCTS INTO NEW, USABLE PRODUCTS AND INTO VALUABLE ELECTRICAL AND THERMAL ENERGY. ENCORE WILL CONTINUE IN THAT BUSINESS FOLLOWING THE ACQUISITION.

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

ITEM 1. DESCRIPTION OF BUSINESS

Please see SPECIAL NOTE above.

General

The Company was incorporated under the laws of the State of Nevada on February 16, 1999, and is in the developmental and promotional stages. To date, the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time or part-time employees and owns no real estate.

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

?? As of the end of its fiscal year ending December 31, 2001, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

                    AUDITED FINANCIAL STATEMENTS

As of December 31, 2000 and 2001, and for the Period from February 16, 1999 (date of inception) through December 31, 2001.

                                                                   Page

Independent Auditor's Report                                         2

Financial Statements:

Balance Sheets
   as of December 31 , 2000 and 2000                                 3

Statements of Operations
   for the years ended December 31, 2000 and 2001,
   and the period from February 16 , 1999 (date of inception)
   through December 31, 2001                                         4

Statement of Changes in Stockholders' Equity
   for the years ended December 31, 2000 and 2001,
   and the period from February 16 , 1999 (date of inception)
   through December 31, 2001                                         5

Statements of Cash Flows
   for the years ended December 31, 2000 and 2001,
   and the period from February 16 , 1999 (date of inception)
   through December 31, 2001                                         6

Notes to Financial Statements7

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Oiram Incorporated:

I have audited the accompanying Balance Sheets of Oiram Incorporated (a Nevada Corporation) as of December 31, 2000 and 2001, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2000 and 2001, and the period from February 16, 1999 (the date of inception) through December 31, 2001. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Oiram Incorporated as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001, and the period from February 16, 1999 (date of inception) through December 31, 2001, in conformity with generally accepted accounting principles.


                            /s/ Merri Nickerson, CPA
                            ------------------------
                                Merri Nickerson, CPA


MERRI NICKERSON, CPA
Spokane, Washington
March 20, 2002

                             Oiram Incorporated
                        (A Development Stage Company)
                               Balance Sheets
                      As of December 31, 2000 and 2001

                                            December 31,  December 31,
                                                   2000          2001
                                            -----------   -----------

ASSETS
Cash                                        $     5,000   $         0
                                            -----------   -----------
Total Assets                                $     5,000   $         0

LIABILITIES
Accounts Payable                            $         0   $         0
                                            -----------   -----------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 Shares Outstanding             $     5,000   $     5,000
Paid In Capital In Excess of Par Value                0             0
(Deficit) Accumulated During Development
   Stage                                              0        (5,000)
                                            -----------   -----------
Total Stockholders' Equity                  $     5,000   $         0
                                            -----------   -----------

Total Liabilities and Stockholders' Equity  $    5,000    $         0
                                            ==========    ===========

See accompanying notes to financial statements.

                           Oiram Incorporated
                     (A Development Stage Company)
                        Statements of Operations
              For the Years Ended December 31, 2000 and 2001, and for the Period from Inception (February 16, 1999) to December 31, 2001

                                    Year Ended     Year Ended   Inception to
                                   December 31,   December 31,   December 31,
                                          2000           2001           2001
                                   -----------    -----------    -----------
Operating Revenues                 $         0    $         0    $         0

Operating Expenses                           0          5,000          5,000
                                   -----------    -----------    -----------

Net Income (Loss)                  $         0    $    (5,000)   $    (5,000)

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                $      0.00    $     0.00     $      0.00

Weighted Average Shares Outstanding  5,000,000     5,000,000       5,000,000

See accompanying notes to financial statements.

                             Oiram Incorporated
                       (A Development Stage Company)
               Statements of Changes in Stockholders' Equity
              For the Years Ended December 31, 2000 and 2001,
  and the Period from Inception (February 16, 1999) to December 31, 2001


                                 Common     Par       Excess of    Retained
                                 Shares    Value      Par Value    Earnings
                                 ------    -----      ---------    --------
Issuance of Common
   Shares Cash at
   $0.001 per Share           5,000,000   $5,000      $       0          --

Net Operating Loss for the
   Period from February 16, 1999
   (date of inception) to
   December 31, 1999                --        --             --           0
                                 ------    -----      ---------    --------
BALANCE AT
   DECEMBER 31, 1999          5,000,000   $5,000      $       0    $      0
                                 ------    -----      ---------    --------
Net Operating Loss for the
   Period from January 1, 2000
   to December 31, 2000              --       --             --           0
                                 ------    -----      ---------    --------
BALANCE AT
   DECEMBER 31, 2000          5,000,000   $5,000      $       0    $      0
                                 ------    -----      ---------    --------
Net Operating Loss for the
   Period from January 1, 2001
   to December 31, 2001              --       --             --      (5,000)
                                 ------    -----      ---------    --------
BALANCE AT
   DECEMBER 31, 2001          5,000,000   $5,000      $       0    $ (5,000)
                                 ------    -----      ---------    --------

See accompanying notes to financial statements.

                            Oiram Incorporated
                      (A Development Stage Company)
                         Statements of Cash Flows
             For the Years Ended December 31, 2000 and 2001,
  and for the Period from Inception (February 16, 1999) to December 31, 2001

                                    Year Ended     Year Ended   Inception to
                                   December 31,   December 31,   December 31,
                                          2000           2001           2001
                                   -----------    -----------    -----------

Net Income (Loss)                  $         0    $    (5,000)   $    (5,000)
                                   -----------    -----------    -----------
Net Cash Provided From (Used In)
   Operating Activities                      0         (5,000)        (5,000)

Cash Flows From (Used In) Financing
   Activities:
      Common Stock Sold for Cash             0              0          5,000
                                   -----------    -----------    -----------

Net Increase (Decrease) in Cash              0         (5,000)             0

Cash at Beginning of Period              5,000          5,000              0
                                   -----------    -----------    -----------

Cash at End of Period              $    5,000    $          0    $         0
                                   -----------    -----------    -----------

See accompanying notes to financial statements.

                             Oiram Incorporated
                        (A Development Stage Company)
                        Notes to Financial Statements
                          December 31, 2000 and 2000

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 16, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of December 31, 2001, a total of 5,000,000 shares of Common Stock had been issued and were outstanding.

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

  3.The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. Office services are provided without charge by the President of the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities including other companies with a business intent similar to that of the Company, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2001, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

NOTE 3 - SUBSEQUENT EVENT

Effective February 1, 2002, the Company entered into an agreement to acquire all of the assets including the related technology and equipment, of Urban Resource

Technologies, Inc., a Nevada corporation ("Urban"), and related assets from Mr. Gary Von Oesen, in exchange for 18,150,000 shares of its authorized but previously unissued common stock (the "Acquisition").

Concurrent with the completion of the Acquisition, the number of previously issued and outstanding shares of the Company was reduced from 5,000,000 to 442,350 shares, as a result of an agreement by the principal shareholders of the Company to surrender a total of 4,557,650 shares for cancellation.

In addition, the Company further agreed, as part of the Acquisition, to issue a total of 842,350 shares to other non-affiliated parties, as consideration for services related to negotiation and completion of the Acquisition.

Immediately following issuance of the new shares related to the Acquisition and the cancellation of certain of the previously issued and outstanding shares, the Company had 19,434,700 shares issued and outstanding.

On completion of the transaction, the Company has changed its name to Encore Environmental Solutions, Inc. and will follow a new business direction in which it will engage in the conversion of a wide variety of waste products into new, usable products and into valuable electrical and thermal energy.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has one Director and Officer, and one other control person, as follows:

Name                          Age          Positions and Offices Held
------------------            ---          --------------------------

Kevin Nichols                  43          President, Secretary,
                                           Director

Jeff Nichols                   45          Control Person

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

CURRENT BLANK CHECK COMPANIES

Mr. Kevin Nichols is the president, sole director, and a beneficial shareholder of Wiley Rock Incorporated, Oiram Incorporated, and Polycera Corporation, which have filed registration statements on Form 10-SB under the Exchange Act. Further, Mr. Jeffrey Nichols is a control person for the three companies listed above. The initial business purposes of these three companies was and is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 31, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Except as noted each person has sole voting and investment power with respect to the shares shown.

Name and Address                  Amount of                 Percentage
of Beneficial Owner               Beneficial Ownership      of Class
- -------------------               --------------------      --------
Altres Group, LLC (1)(2)               5,000,000              100%
7011 S. Brookshire Ct.
Spokane, WA 99223

Kevin Nichols (1)(2)                   2,500,000               50%
7011 S. Brookshire Ct.
Spokane, WA 99223

Jeff Nichols (1)(2)                    2,500,000               50%
1750 B Grant Avenue
San Francisco, CA 94133

All Executive Officers and
Directors as a Group (1 Person)        2,500,000              100%

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

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OIRAM INCORPORATED

By: /s/ Kevin Nichols
        -------------
        Kevin Nichols
        President, Chief Financial Officer, and Director

Date: March 20, 2002