Form 10QSB
period 2002-03-31
OIRAM INC
filed 2002-05-20
CIK 1079991

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2002.

                        Commission File No: 000-29115

                   ENCORE ENVIRONENTAL SOLUTIONS, INC.
                 (Name of small business in its charter)

         NEVADA                                      94-3350435
         ------                                      ----------
        (State or other                        (IRS Employer Id. No.)
         jurisdiction of Incorporation)

         932 Heykoop Drive
         Morristown, TN                                37814
         -------------------                           -----
        (Address of Principal Office)                Zip Code

              Issuer's telephone number: (423) 587-7383

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 19,434,700 shares.

Transitional Small Business Disclosure Format (Check one): Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three month periods ended March 31, 2001 and 2002, and the cumulative period from February 16, 1999 (inception) through March 31, 2002, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Cash Flows
     4) Notes to Financial Statements

                      Urban Resource Solutions, Inc.
                      (A Development Stage Company)
                         Unaudited Balance Sheets
                As of March 31, 2001 and March 31, 2002

                                                 March 31,    March 31,
                                                     2001        2002
                                               ----------   ---------
ASSETS
Cash                                              $ 5,000     $     0
                                                  -------     -------

Total Assets                                      $ 5,000     $     0
                                                  =======     =======

LIABILITIES
Accounts Payable                                  $     0     $     0
                                                  -------     -------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 and 19,434,700 Shares
   Outstanding                                    $ 5,000     $19,435
Paid In Capital In Excess of Par Value                  0     (14,435)
(Deficit) Accumulated During Development
   Stage                                                0      (5,000)
                                                  -------     -------
Total Stockholders' Equity                        $ 5,000     $     0
                                                  -------     -------

Total Liabilities and Stockholders' Equity        $ 5,000     $     0
                                                  =======     =======
                  See accompanying notes to financial statements.

                       Urban Resource Solutions, Inc.
                      (A Development Stage Company)
                          Statement of Operations
             For the Three Months Ended March 31, 2001 and 2002
                            and for the Period
         From Inception (February 16, 1999) through March 31, 2002

                                    Three Months  Three Months  Inception
                                      Ended          Ended       Through
                                     March 31,      March 31,    March 31,
                                        2001          2002        2002
                                     ---------     ---------  ---------
Operating Revenues                    $     0       $     0    $     0

Operating Expenses                    $     0       $     0    $ 5,000
                                     ---------     ---------  ---------

Net Income (Loss )                    $     0       $     0    $(5,000)

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                   $ (0.00)      $ (0.00)

Weighted Average Shares Outstanding  5,000,000   14,623,133

               See accompanying notes to financial statements.

                           Oiram Incorporated
                       (A Development Stage Company)
                          Statement of Cash Flows
             For the Three Months Ended March 31, 2001 and 2002
                             and for the Period
         From Inception (February 16, 1999) through March 31, 2002

                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     March 31,     March 31,   March 31,
                                        2001          2002       2002
                                    ---------     ---------  ---------

Net Income (Loss)                     $     0       $     0    $(5,000)
                                    ---------     ---------  ---------
Net Cash Provided From (Used In)
   Operating Activities               $     0       $     0    $(5,000)

Cash Flows From (Used In) Financing   $     0       $     0    $     0
   Activities:
      Common Stock Sold for Cash            0             0      5,000
                                    ---------     ---------  ---------

Net Increase (Decrease) in Cash             0             0          0

Cash at Beginning of Period             5,000             0          0
                                   ----------    ----------  ---------

Cash at End of Period                $  5,000      $      0    $     0
                                   ==========    ==========  =========

                See accompanying notes to financial statements.

                     Encore Environmental Solutions, Inc.
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                               March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oiram Incorporated was incorporated on February 16, 1999, under the laws of the State of Nevada, for the purpose of engaging in any lawful business. The Company has elected to report on a calendar year basis.

Effective February 1, 2002, the Company acquired certain assets from Mr. Gary Von Oesen and Urban Resource Technologies, Inc. in exchange for an aggregate of 18,992,350 shares of the Company's common stock. In connection with the acquisition, the previously issued 5,00,0000 share of stock were reduced to 442,350 shares, for a total issued and outstanding shares as of March 31, 2002 of 19,434,700.

Effective February 1, 2002, the Company changed its name to Encore Environmental Solutions, Inc.

The Company remains in its development stage. It has changed its business direction to that of the recently acquired assets, but has not yet commenced any operational activities. The Company's new business focus is the conversion of waste products in to useful new resources.

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 16, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. In connection with the Acquisition, all but 442,350 of the previously issued shares were cancelled and another 18,992,350 shares were issued to new shareholders. As of March 31, 2002, 19,434,700 shares of Common Stock were issued and were outstanding.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since its inception through the date of the recent Acquisition, had experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization.

The Company's balance sheet for the quarter ended March 31, 2002, reflects a total asset value of $0 and cash on hand balance of $0. While there are no agreements or commitments in place to do so, the President of the Company will provide the cash flow necessary for the Company to operate until such time as they can raise additional capital through issuance of additional shares or through debt, or some combination thereof. Management believes that this solution will provide enough cash flow for the foreseeable twelve months.

Results of Operations.

During the period from February 16, 1999 (inception) through March 31, 2002, the Company has engaged in no significant operations other than organizational activities and registering its securities under the Securities and Exchange Act of 1934, as amended, and the recent acquisition of the Urban assets. No revenues have been received during this period, and the Company has experienced net losses of $5,000 related to certain "start-up" related expenses.

As of the end of the quarter ending March 31, 2002, the Company has recently completed the acquisition of certain assets from Von Oesen and the Urban shareholders that will allow it to pursue a new business strategy involving the conversion of waste products into new and useful products and energy. T3he Company is looking to begin marketing these products and services during the second quarter of 2002, with sales thereof expected to occur beginning in the 3rd quarter of this year.

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

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2002, the Company's Board of Directors and Security Holders unanimously voted to approve an acquisition of certain assets from Mr. Gary Von Oesen and shareholders of Urban Resource
Technologies, Inc., a Nevada company. The Acquisition, effective February 1, 2002, effectively provided the Company with a new business direction.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) None

(b) Reports on Form 8-K - The Company, on February 6, 2002, filed a Report on Form 8-K announcing and setting forth the details of the acquisition of the assets from Mr. Gary Von Oesen and the shareholders of Urban Resource Technologies, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OIRAM INCORPORATED
(Registrant)

Date:  May 17, 2002

By: /s/ Gary Von Oesen
    -----------------
        Gary Von Oesen
        President and Director